Form 10QSB
period 2001-03-31
LEBLANC & ASSOCIATES INC
filed 2001-05-11
CIK 1133316

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
      ACT

             For the transition period from__________ to ___________


                           LEBLANC & ASSOCIATES, INC..
                          -----------------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                       ----------------------------------
                           (Former Name of Registrant)

       Florida                            0-32271             Applied For
       ---------                        ------------          ------------
(State or other jurisdiction of        (Commission File      (IRS Employer
 incorporation or organization)            No.)              Identification No.)



         304-700 West Pender Street, Vancouver, British Columbia V6C1G8
         --------------------------------------------------------------
          (Address and telephone number of principal executive offices)


Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]                   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity , as of the latest practicable date:      April 30, 2001
                                                        --------------


        CLASS                                  Outstanding at April 30, 2001
----------------------------                   -----------------------------
Common stock $.001 Par Value                           1,149,100

                           LEBLANC & ASSOCIATES, INC.
                          (A Development Stage Company)


                               TABLE OF CONTENTS
                               -----------------

PART I:   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

          Balance Sheet                                                      1

          Statement of Operations                                            2

          Statement of Cash Flows                                            3

          Notes to  Financial Statements                                     4

          Management Discussion and Analysis of Financial
          Condition and Results of Operations                                6

PART I:   FINANCIAL INFORMATION

                           LeBlanc & Associates, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                 --------------

                                                                          March 31, 2001
                                                                            (Unaudited)            December 31, 2000
                                                                          --------------           -----------------

                                     Assets
                                     ------

Cash                                                                         $  9,254                   $ 15,000
                                                                             --------                   --------

Total Assets                                                                 $  9,254                   $ 15,000
                                                                             ========                   ========


                Liabilities and Stockholders' Equity (Deficiency)
                -------------------------------------------------

Liabilities
Accounts payable                                                             $  5,500                   $     --
Convertible note payable                                                       11,000                     11,000
                                                                             --------                   --------

Total Liabilities                                                              16,500                     11,000
                                                                             --------                   --------

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value, 100,000,000 shares
   authorized, 1,149,100 and 1,000,000 shares issued and
   outstanding, respectively                                                    1,149                      1,000
Additional paid-in capital                                                     11,406                      4,000
Deficit accumulated during development stage                                  (19,801)                    (1,000)
                                                                             --------                   --------

Total Stockholders' Equity (Deficiency)                                        (7,246)                     4,000
                                                                             --------                   --------

Total Liabilities and Stockholders' Equity (Deficiency)                      $  9,254                   $ 15,000
                                                                             ========                   ========






                 See accompanying notes to financial statements.

                           LeBlanc & Associates, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                             -----------------------




                                                              Three months ended
                                                                March 31, 2001
                                                                  (Unaudited)
                                                              ------------------
Operating Expenses
General and administrative                                         $   2,301
Legal fees                                                            16,500
                                                                   ---------

Total Operating Expenses                                              18,801
                                                                   ---------

Net Loss                                                           $ (18,801)
                                                                   =========

Net loss per common share - basic and diluted                      $   (0.18)
                                                                   =========

Weighted average shares outstanding - basic and diluted              107,640
                                                                   =========




                 See accompanying notes to financial statements.

                           LeBlanc & Associates, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                             -----------------------



                                                              Three months ended
                                                                March 31, 2001
                                                                  (Unaudited)
                                                              ------------------
Cash flows from operating activities
Net loss                                                          $(18,801)
Adjustment to reconcile net loss to net
  cash used in operating activities:
Increase in accounts payable                                         5,500
                                                                  --------

Net cash used in operating activities                              (13,301)
                                                                  --------

Cash flows from financing activities
Proceeds from issuance of common stock                               7,455
Proceeds from contributed capital                                      100
                                                                  --------

Net cash provided by financing activities                            7,555
                                                                  --------

Decrease in cash and cash equivalents                               (5,746)

Cash and cash equivalents at beginning of period                    15,000
                                                                  --------

Cash and cash equivalents at end of period                        $  9,254
                                                                  ========


                 See accompanying notes to financial statements.

                           LeBlanc & Associates, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          -----------------------------



Note 1  Basis of Presentation
-----------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the period from October 30, 2000 (inception) to December 31, 2000 included in the Company's Form 10-SB.

Note 2  Stockholders' Equity (Deficiency)
----------------------------------------

On March 1, 2001 the Company's Board of Directors authorized a 10-for-1 split of the outstanding common stock and an amendment to the articles of incorporation to increase the authorized common shares to 100,000,000. The accompanying financial statements have been retroactively restated to reflect the recapitalization.

During February 2001, $100 was contributed as capital to the Company to open a bank account. During March 2001, the Company sold 149,100 of its common shares at $0.05 per share for total proceeds of $7,455.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.


Results of Operations

For the three months ended March 31, 2001 the Company has not generated any revenues. Management's efforts to date have been devoted to the filing of the Company's registration statement. Management intends to focus on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. The Company has incurred operating losses to date of $19,801 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


Liquidity and Capital Resources

The Company has a total of $9,254 in cash and liabilities totaling $16,500 which includes a convertible note in the amount of $11,000. The investigation of prospective business candidates will involve the expenditure of capital. The Company's officer has indicated that he will advance funds to assist the company in its efforts to evaluate business opportunities. However, he has not given a definitive commitment regarding the amount of capital he will commit nor can there be any assurances that the amount of capital to be committed will be sufficient to conclude a business combination.

PART II.  OTHER INFORMATION AND SIGNATURES


Item 2.    Change in Securities:

         During this quarter ended March 31, 2001, a total of 149,100 shares of common stock were issued by the Company to various accredited investors pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued at a cost of $.05 per share. None of the shares were issued to an any affiliates. The Company secured $7,455 from the sale of its common stock. Said funds have been used for working capital purposes.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEBLANC & ASSOCIATES, INC.


/s/ Clarence LeBlanc
------------------------------------
BY: /s/ Clarence LeBlanc,  president



Dated: This 1st day of May 2001