Form 10QSB/A
period 2001-03-31
LEBLANC & ASSOCIATES INC
filed 2001-05-31
CIK 1133316

Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10-QSBA


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

         Yes  (X)            No   ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity , as of the latest practicable date:    April 30, 2001
                                               --------------


        CLASS                                  Outstanding at April 30, 2001
----------------------------                   -----------------------------
Common stock $.001 Par Value                            2,491,100

                        LEBLANC & ASSOCIATES, INC.



PART I:   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

          Balance Sheet as of March 31, 2001 and
          December 31, 2000 (Unaudited)                                      3

          Statement of Operations for the Three Months
          Ended March 31, 2001  (Unaudited)                                  4

          Statement of Cash Flows for the three months
          Ended March 31, 2001 (Unaudited)                                   5

          Notes to  Financial Statements
          (Unaudited) as of March 31, 2001                                   6

          Management Discussion and Analysis of Financial
          Condition and Results of Operations                                7

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
                                                                             ========             ========




                Liabilities and Stockholders' Equity (Deficiency)
                -------------------------------------------------

Liabilities
Accounts payable                                                             $  5,500             $     --
Convertible note payable                                                       11,000               11,000
                                                                             --------             --------

Total Liabilities                                                              16,500               11,000
                                                                             --------             --------

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value, 100,000,000 shares
   authorized, 2,491,100 and 1,000,000 shares issued and
   outstanding, respectively                                                    2,491                1,000
Additional paid-in capital                                                     10,064                4,000
Deficit accumulated during development stage                                  (19,801)              (1,000)
                                                                             --------             --------

Total Stockholders' Equity (Deficiency)                                        (7,246)               4,000
                                                                             --------             --------

Total Liabilities and Stockholders' Equity (Deficiency)                      $  9,254             $ 15,000
                                                                             ========             ========




                 See accompanying notes to financial statements.

                           LeBlanc & Associates, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                             -----------------------




                                                             Three months ended
                                                                March 31, 2001
                                                                  (Unaudited)
                                                                  -----------
Operating Expenses
General and administrative                                       $     2,301
Legal fees                                                            16,500
                                                                 -----------

Total Operating Expenses                                              18,801
                                                                 -----------

Net Loss                                                         $   (18,801)
                                                                 ===========

Net loss per common share - basic and diluted                    $     (0.02)
                                                                 ===========

Weighted average shares outstanding - basic and diluted            1,076,400
                                                                 ===========


                 See accompanying notes to financial statements.

                           LeBlanc & Associates, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                             -----------------------

                                                              Three months ended
                                                                 March 31, 2001
                                                                   (Unaudited)
                                                                   -----------
Cash flows from operating activities
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

                           LeBlanc & Associates, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          -----------------------------



Note 1  Basis of Presentation
-----------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

Note 2  Stockholders' Equity (Deficiency)
-----------------------------------------

On March 1, 2001 the Company's Board of Directors authorized a 10-for-1 split of the outstanding common stock and an amendment to the articles of incorporation to increase the authorized common shares to 100,000,000. The accompanying financial statements have been retroactively restated to reflect the recapitalization.

During March 2001, $100 was contributed as capital to the Company to open a bank account. During March 2001, the Company sold 1,491,000 post split common shares at $0.005 per share for total proceeds of $7,455.

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


Results of Operations

For the three months ended March 31, 2001 the Company has not generated any revenues. Management's efforts to date have been devoted to the filing of the Company's registration statement. Management intends to focus on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination . The Company has incurred operating losses to date of $18,801 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


Liquidity and Capital Resources

The Company has a total of $9,254 in cash and liabilities totaling $16,500 which includes a convertible note in the amount of $11,000.. The investigation of prospective business candidates will involve the expenditure of capital. The Company's officer has indicated that he will advance funds to assist the company in its efforts to evaluate business opportunities. However, he has not given a definitive commitment regarding the amount of capital he will commit nor can there be any assurances that the amount of capital to be committed will be sufficient to conclude a business combination.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 2.    Change in Securities:

         During this quarter ended March 31, 2001, a total of 1,149,100 shares of common stock were issued by the Company to various accredited investors pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued at a cost of $.05 per share. None of the shares were issued to an any affiliates. The Company secured $7,455 from the sale of its common stock. Said funds have been used for working capital purposes.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEBLANC & ASSOCIATES, INC.


/s/ Clarence LeBlanc
-----------------------------
BY: /s/ Clarence LeBlanc,  president



Dated: This 29th day of May 2001