Form 10QSB
period 2001-06-30
LEBLANC & ASSOCIATES INC
filed 2001-08-13
CIK 1133316

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

         Yes  (X )                  No   ( )


                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: June 30, 2001
                                            -------------


             CLASS                                  Outstanding at June 30, 2001
-----------------------------------------           ----------------------------

Common stock $.001 Par Value                                2,491,100

                        LEBLANC & ASSOCIATES, INC.

PART I:   FINANCIAL INFORMATION                                        PAGE
                                                                       ----

              Balance Sheet as of June 30, 2001 (Unaudited)
              and December 31, 2000                                     3

              Statement of Operations for the Three Months and Six
              Months Ended June 30, 2001  (Unaudited)                   4

              Statement of Cash Flows for the six months
              Ended June 30, 2001 (Unaudited)                           5

              Notes to  Financial Statements
              (Unaudited) as of June 30, 2001                           6

              Management Discussion and Analysis of Financial
              Condition and Results of Operations                       7

                           LeBlanc & Associates, Inc.

                          (A Development Stage Company)

                                 Balance Sheets
                                 --------------



                                                                  June 30, 2001
                                                                   (Unaudited)  December 31, 2000
                                                                 -------------- -----------------


                                     Assets
                                     ------


Cash                                                                  $    937      $ 15,000
                                                                      --------      --------

Total Assets                                                          $    937      $ 15,000
                                                                      ========      ========




                Liabilities and Stockholders' Equity (Deficiency)
                -------------------------------------------------

Liabilities
Convertible note payable                                              $ 11,000      $ 11,000
                                                                      --------      --------
Total Liabilities                                                       11,000        11,000
                                                                      --------      --------

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value,
100,000,000 shares authorized,
2,491,100 and 1,000,000 shares
issued and outstanding, respectively                                     2,491         1,000
Additional paid-in capital                                              10,064         4,000
Deficit accumulated during
development stage                                                      (22,618)       (1,000)
                                                                      --------      --------

Total Stockholders' Equity
(Deficiency)                                                           (10,063)        4,000
                                                                      --------      --------

Total Liabilities and Stockholders'
 Equity (Deficiency)                                                  $    937      $ 15,000
                                                                      ========      ========


                 See accompanying notes to financial statements.

                           LeBlanc & Associates, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------
                                   (Unaudited)


                                       Three months        Six months
                                          ended              ended
                                       June 30, 2001     June 30, 2001
                                       -------------     -------------
Operating Expenses
General and administrative              $     2,217      $     4,518
Legal fees                                      600           17,100
                                        -----------      -----------

Total Operating Expenses                      2,817           21,618
                                        -----------      -----------

Net Loss                                $    (2,817)     $   (21,618)
                                        ===========      ===========

Net loss per common share - basic
and diluted                             $      --        $     (0.01)
                                        ===========      ===========

Weighted average shares outstanding
 - basic and diluted                      2,491,000        1,791,561
                                        ===========      ===========


                 See accompanying notes to financial statements.

                           LeBlanc & Associates, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                             -----------------------

                                                              Six months ended
                                                                June 30, 2001
                                                                (Unaudited)
                                                            -------------------

Cash flows from operating activities
Net loss                                                         $(21,618)
                                                                 --------

Net cash used in operating activities                             (21,618)
                                                                 --------

Cash flows from financing activities
Proceeds from issuance of common stock                              7,455
Proceeds from contributed capital                                     100
                                                                 --------

Net cash provided by financing activities                           7,555
                                                                 --------

Decrease in cash and cash equivalents                              14,063

Cash and cash equivalents at beginning of period                   15,000
Cash and cash equivalents at end of period                       $    937
                                                                 ========


                 See accompanying notes to financial statements.

                           LeBlanc & Associates, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

4

Note 1   Basis of Presentation
------------------------------

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

Note 2   Going Concern
----------------------

As reflected in the accompanying financial statements for the six months ended June 30, 2001, the Company is inactive, has a net loss from operations of $21,618, an accumulated deficit of $22,618, net cash used in operations of $21,618, and a working capital deficiency of $10,063. The ability of the Company to continue as a going concern is dependent on the Company's ability to develop a business plan or locate a merger/acquisition candidate. Management is currently seeking a merger/acquisition candidate. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


Results of Operations

For the six months ended June 30, 2001 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. The Company has incurred operating losses to date of $21,618 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


Liquidity and Capital Resources

The Company has cash of $937 and liabilities totaling $11,000 consisting of a convertible note. The investigation of prospective business candidates will involve the expenditure of capital. The Company will likely have to look to its sole officer or third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude a business combination or to pay ongoing operating expenses.

PART II.  OTHER INFORMATION AND SIGNATURES



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEBLANC & ASSOCIATES, INC.


/s/ Clarence LeBlanc
-----------------------------
BY: /s/ Clarence LeBlanc, president



Dated: This 10th day of August, 2001